Form 10-K
period 2005-12-31
CNH Equipment Trust 2005-B
filed 2006-03-30
CIK 1338107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

333-122462-02

Commission file number

CNH EQUIPMENT TRUST 2005-B

(Exact name of registrant as specified in its charter)

Delaware	20-3423974
(State of incorporation)	(I.R.S. Employer Identification No.)

c/o The Bank of New York (Delaware) White Clay Center, Route 273 Newark, Delaware	19711
(Address of principal executive offices)	(Zip Code)

(302) 283-8079

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).: Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Not applicable.

Securities registered pursuant to section 12(g) of the Act: Not applicable.

This Annual Report on Form 10-K is filed in reliance on the letter relief, dated August 17, 1993, granted by the Division of Corporation Finance of the Securities and Exchange Commission to Tenneco Credit Corporation (“TCC”) referencing the Case Equipment Loan Trust 1992-A (the “Relief Letter”).  TCC is a predecessor entity to one of the Seller’s affiliates.  Accordingly, responses to certain Items have been omitted from or modified in this report.

PART I

CNH Equipment Trust 2005-B (the “Trust”) is a trust established under the laws of the State of Delaware by the Trust Agreement dated September 1, 2005 between CNH Capital Receivables LLC, formerly known as CNH Capital Receivables Inc. (the “Seller”), and The Bank of New York, as owner trustee.  New Holland Credit Company, LLC, (the “Servicer”), is the Servicer under a Sale and Servicing Agreement (the “Sale and Servicing Agreement”) dated as of  September 1, 2005 among the Servicer, the Seller and the Trust.  Concurrent with a restructuring of the U.S. financial services entities effective May 1, 2005, all activities related to portfolio servicing were consolidated into New Holland Credit Company, LLC.  For the Trust and all trusts established on a prospective basis, New Holland Credit Company, LLC will act in the capacity as Servicer.  The Trust issued $1,150,000,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3, A-4a, A-4b, B and C (the “Notes”), pursuant to an Indenture dated as of  September 1, 2005 , between the Trust and JP Morgan Chase Bank, as indenture trustee

Item 1.  Business

Not applicable in reliance on the Relief Letter.

Item 2.  Properties

Refer to the Officers’ Certificate as to Compliance for the Trust attached as Exhibit 99.3.

Item 3.  Legal Proceedings

There were no material legal proceedings involving the Trust, or to the extent relating to the Trust, the Seller, the Servicer or the owner trustee, which were pending at December 31, 2005, other than ordinary routine litigation incidental to the Servicer’s duties under the Sale and Servicing Agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fiscal year covered by this report to a vote of holders of either the Notes or Certificates.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

The Seller has retained the Certificate representing ownership of the Trust.  There is no market for the Certificate.

Since the Trust does not pay dividends with respect to the Certificate, the information required by Item 201 of Regulation S-K regarding dividends is inapplicable to the registrant.  See Item 15 for information with respect to distributions to Noteholders.

Item 6.  Selected Financial Data

Not applicable in reliance on the Relief Letter.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Not applicable in reliance on the Relief Letter.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable in reliance on the Relief Letter.

Item 8.  Financial Statements and Supplementary Data

Not applicable in reliance on the Relief Letter.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principals or practices or financial disclosure.

Item 9A.  Controls and Procedures

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Not applicable in reliance on the Relief Letter.

Item 11. Executive Compensation

Not applicable in reliance on the Relief Letter.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Seller owns the Certificate representing ownership of the Trust, and CNH Capital America LLC owns 100% of the Seller’s membership interests.

Item 13.  Certain Relationships and Related Transactions

CNH Capital America LLC owns all of the Seller’s voting securities.  If the Trust has any voting securities, the Seller owns those securities.  During the past fiscal year, the only transactions between the Seller and the Servicer or between the Seller and the Trust were the transactions that have been disclosed in the prospectuses previously filed pursuant to Rule 424(b).

Item 14. Principal Accounting Fees and Services

Not applicable.

PART IV

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)	(1)	Not applicable.

	(2)	Not applicable.

	(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	Current Report on Form 8-K filed during the year ending December 31, 2005 are dated October 19, November 18 and December 19, 2005.

(c)	See 15(a)(3) above.

(d)	Not applicable in reliance on the Relief Letter.

CNH EQUIPMENT TRUST 2005-B

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2006

CNH EQUIPMENT TRUST 2005-B

By:	New Holland Credit Company, LLC, as Administrator

By:	/s/ Michel Lecomte

Michel Lecomte
Chairman

CNH EQUIPMENT TRUST 2005-B

EXHIBIT INDEX

Exhibit 31.1:	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2:	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1:	Management’s Assertion Concerning Compliance.

Exhibit 99.2:	Report of Independent Registered Public Accounting Firm.

Exhibit 99.3:	Officers’ Certificate as to Compliance.